Form 10-Q
period 2010-04-30
ADVANCED PIPE FITTING TECHNOLOGIES, INC.
filed 2010-05-26
CIK 1478490

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Advanced Pipe Fitting Technologies, Inc. (Exact name of registrant as specified in its charter)
Ste 810, NO: 98 Dong San Huan South Road Chaoyang District Beijing, P.R. China Tel: 775-851-7397

Nevada	27-0838546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Agent For service Advanced Pipe Fitting Technologies, Inc
4790 Caughlin Pkwy, Ste 387 Reno, NV 8951 775-851-7397 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 common shares issued and outstanding as of May 23, 2010.

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
For the quarter ended April 30, 2010

FORM 10-Q

		PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Balance Sheets at April 30, 2010 (unaudited) and December 31, 2009 (audited)	F-1

	Statements of Operations for the three and six months ended April 30, 2010 and the period from August 4, 2009 (inception) to April 30, 2010 (unaudited)	F-2

	Statement of Stockholders equity as of April 30, 2010	F-3

	Statements of Cash Flows for the six months ended April 30, 2010 and 2009 and the period from August 4, 2009 (inception) to April 30, 2010 (unaudited)	F-4

	Notes to Financial Statements (unaudited)	F-5 – F-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Removed and Reserved	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

	Signatures	16

PART I

ITEM 1.  FINANCIAL STATEMENTS

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF APRIL 30, 2010 AND OCTOBER 31, 2009

	April 30, 2010 (unaudited)	October 31, 2009 (audited)
ASSETS
Current assets
Cash and cash equivalents	$49,737	$55,063

TOTAL ASSETS	$49,737	$55,063

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accrued expenses	$500	$2,600
Due to shareholder	4,850	1,500
Commitments and contingencies	0	0
Total Liabilities	5,350	4,100

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value, 100,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	52,575	52,575
Deficit accumulated during the development stage	(9,188)	(2,612)
Total Stockholders’ Equity	44,387	50,963

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,737	$55,063

See accompanying notes to financial statements

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2010
FOR THE PERIOD FROM AUGUST 4, 2009 (INCEPTION) TO APRIL 30, 2010

	Three Months Ended April 30, 2010	Six Months Ended April 30, 2010	Period from August 4, 2009 (Inception) to April 30, 2010

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	4,000	5,250	7,850
General and administrative	706	1,326	1,338
TOTAL OPERATING EXPENSES	4,706	6,576	9,188

NET LOSS BEFORE INCOME TAXES	(4,706)	(6,576)	(9,188)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(4,706)	$(6,576)	$(9,188)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	10,000,000	10,000,000	10,000,000

See accompanying notes to financial statements.

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
FOR THE PERIOD FROM AUGUST 4, 2009 (INCEPTION) TO APRIL 30, 2010

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Inception, August 4, 2009	-	$-	$-	$-	$-

Issuance of common stock for cash to founders	9,800,000	980	8,820	-	9,800

Common stock issued for $.001 per share	25,000	2	23	-	25

Common stock issued for $.25 per share	175,000	18	43,732	-	43,750

Net loss for the period ended October 31, 2009	-	-	-	(2,612)	(2,612)

Balance, October 31, 2009	10,000,000	1,000	52,575	(2,612)	50,963

Net loss for the six months ended April 30, 2010	-	-	-	(6,576)	(6,576)

Balance, April 30, 2010	10,000,000	$1,000	$52,575	$(9,188)	$44,387

See accompanying notes to financial statements.

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED APRIL 30, 2010
FOR THE PERIOD FROM AUGUST 4, 2009 (INCEPTION) TO APRIL 30, 2010

	Six Months Ended April 30, 2010	Period from August 4, 2009 (Inception) to April 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,576)	$(9,188)
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(2,100)	500
CASH FLOWS USED IN OPERATING ACTIVITIES	(8,676)	(8,688)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	53,575
Loans received from shareholder	3,350	4,850
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,350	58,425

NET INCREASE (DECREASE) IN CASH	(5,326)	54,443
Cash, beginning of period	55,063	0
Cash, end of period	$49,737	$49,737

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Advanced Pipe Fitting Technologies, Inc. (the “Company”) was incorporated in the State of Nevada on August 4, 2009. The Company plans to sell a series of pipefitting, pressure conduits and coupling products used in oil and gas transfer, petroleum refinery, and sub-critical, supercritical power plant projects.

Development-Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s report filed with the SEC on Form S-1.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Basic Loss Per Share
Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Comprehensive Income
The Company has established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Tax
Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accrued expenses, and an amount due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Accounting Basis
The basis is accounting principles generally accepted in the United States of America.  The Company has adopted an October 31 fiscal year end.

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  At April 30, 2010 an officer had not yet deposited into the Company’s bank account some amounts received from shareholders for common stock – these amounts are also classified as cash and cash equivalents.

Stock-based Compensation.
For the periods ended April 30, 2010, the Company has not issued any share-based payments to its employees.  Under the modified prospective method the Company uses, stock compensation expense includes compensation expense for all stock-based compensation awards granted, based on the grant-date estimated fair value.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has no revenues as of April 30, 2010 and has incurred operating losses since its inception.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2010

NOTE 2 - GOING CONCERN (CONTINUED)

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at April 30, 2010 and October 31, 2009 consisted of amounts owed to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements.

NOTE 4 – DUE TO SHAREHOLDER

The Company received loans from a shareholder to fund its bank account and to pay some operating expenses.  The loans are unsecured, interest free and due on demand.  The balance of the loan was $4,850 and $1,500 as of April 30, 2010 and October 31, 2009, respectively.

NOTE 5 – INCOME TAXES

The provision for Federal income tax consists of the following:

	April 30, 2010	October 31, 2009
Refundable Federal income tax attributable to:
Current Operations	$2,236	$888
Less: valuation allowance	(2,236)	(888)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2010	October 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$3,124	$888
Less: valuation allowance	(3,124)	(888)
Net deferred tax asset	$-	$-

At April 30, 2010, the Company had an unused net operating loss carryover of $9,188 that is available to offset future taxable income; it expires beginning in 2029.

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2010

NOTE 6 – COMMON STOCK

On August 4, 2009, the Company issued 9,800,000 shares to its founders for cash totaling $9,800.  Also on August 4, 2009, an additional 200,000 shares were sold for cash totaling $43,775.

As of April 30, 2010 and October 31, 2009, a total of 10,000,000 shares were issued and outstanding.

NOTE 7– COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

A shareholder has paid certain expenditures on behalf of the Company that will only be due back to the shareholder upon successful listing of the Company on the OTCBB.  Until that occurs the Company does not owe the funds to the shareholder.  In the event that the Company does not become listed on the OTCBB, nothing will be due back to the shareholder.

As of October 31, 2009, the expenditures were as follows.

Incorporation fees	$1,500
Listing service fees	25,000
Accounting fees	3,500
Transfer agent fees	375
Total	$30,375

NOTE 8 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to April 30, 2010 and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These forward looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our revenues and financial performance; risks associated with product development and technological changes; the acceptance our products in the marketplace by existing and potential future customers; general economic conditions. You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

Introduction

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of ADVANCED PIPE FITTING TECHNOLOGIES, INC. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements. As used in this Quarterly Report, the terms "we", "us", "our", “Registrant”, and “the Company” mean ADVANCED PIPE FITTING TECHNOLOGIES, INC.

ADVANCED PIPE FITTING TECHNOLOGIES, INC. was incorporated in the State of Nevada on August 4th 2009.

Operations

ADVANCED PIPE FITTING TECHNOLOGIES, INC is a start-up stage company. We are a company without revenues; we have minimal assets and have incurred losses since inception. We will sell and distribute a series of pipefitting, pressure conduits and coupling products primarily used in oil and gas transfer, petroleum refinery, and sub-critical, supercritical power plant projects. We plan to conduct all of our business in China through an operating subsidiary, which will be formed as a Wholly Foreign Owned Enterprises (WFOE) or a Joint Venture.

For the period ended April 30, 2010, we have not generated any revenues to cover operations.  Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt, if any, of private placement proceeds.  With the receipt of any of these private placement proceeds, the Company expects to see significant growth in 2010 as we increase marketing efforts, bring on additional customers and future customers become more aware of our brands. There can be no assurances we will be able to raise any additional capital.

Results of Operations for the three and six months ended April 30, 2010 and for the period from August 4, 2009 (date of inception) to April 30, 2010

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

General and administrative

The types of costs included in selling, general and administrative expenses consist predominately of professional fees, advertising and non-manufacturing administrative and overhead costs.  Distribution network costs are not included in the Company's selling, general and administrative expenses, but are included in cost of goods sold.

The Company expenses advertising costs as incurred, shown or distributed.

General and administrative expenses during the three and six months ended April 30, 2010 was ($4,706) and ($6,576) respectively.

Net Loss

Net loss for the period August 4th 2009 (inception) to April 30, 2010 was approximately ($9,188).

Liquidity and Capital Resources

As of April 30, 2010, we had negative working capital of $9,188.

Our net loss was ($6,576) for the six months ended April 30, 2010   Net cash used in operating activities was approximately ($8,676) for the six months ended April 30, 2010.   The increase in cash used in operating activities is primarily attributable amounts paid for accounting and legal services, and corporate compliance fees.

Net cash provided by financing activities during the six months ended April 30, 2010 was approximately $3,350.

No shares were sold and no warrants were exercised during the three and six months ended April 30, 2010.

We have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

OUR REVENUE GROWTH RATE DEPENDS PRIMARILY ON OUR ABILITY TO EXECUTE OUR BUSINESS PLAN

We may not be able to identify and maintain the necessary relationships with our customers and suppliers. Our ability to execute our business plan also depends on other factors, including:

1.	negotiating representation and marketing agreements with acceptable terms;
2.	hiring and training qualified personnel
3.	managing marketing and development costs at affordable levels;
4.	cost and availability of labor;

A FAILURE TO MANAGE OUR GROWTH EFFECTIVELY COULD HARM OUR BUSINESS AND OPERATING RESULTS.

Our plans call for a significant increase in the growth of China. Financial and management controls and information systems may be inadequate to support our expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain management and staff. We may not respond quickly enough to the changing demands that our expansion will impose on our management, employees and existing infrastructure. We also place a lot of importance on our culture, which we believe will be an important contributor to our success. As we grow, however, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. Our failure to manage our growth effectively could harm our business and operating results.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND COULD FALL BELOW THE EXPECTATIONS OF INVESTORS DUE TO VARIOUS FACTORS.

Our quarterly operating results may fluctuate significantly because of various factors, including:

1.	the impact of inclement weather, natural disasters and other calamities;
2.	unseasonably cold or wet weather conditions;
3.	variations in general economic conditions;
4.	increases in infrastructure costs

Because of these factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. In the future, our operating results may fall below the expectations of investors. In that event, the value of our Common Stock or other securities would likely decrease.

OUR REVENUE IS SUBJECT TO VOLATILITY BASED ON THE GLOBAL ECONOMY, IN PARTICULAR CHINA ECONOMIC DOWNTURNS OR REDUCTIONS IN GOVERNMENT FUNDING OF INFRASTRUCTURE PROJECTS COULD SIGNIFICANTLY REDUCE OUR REVENUES.

Our business is highly dependent on the amount of infrastructure work funded by the PRC government, which in turn, depends on the overall condition of the economy and both central and local government spending levels. Decreases in government funding for infrastructure projects could decrease demand on pipe fitting products and limit our ability to obtain new contracts, which could reduce our revenues and profits.

Our future financial results will depend primarily on (1) our ability to fully implement our business plan and (2) our ability to develop our brand awareness. We cannot assure that we will be successful in any of these activities will be at a level allowing for profitable production.

As noted above, we believe that we do not have sufficient liquidity to satisfy our cash requirements for the next twelve months, which will require us to raise additional external funds through the sale of additional equity or debt securities.  Currently, we have no plans in place for additional capital. In any event, we expect that unless our sales increase significantly, we will need to raise additional funds in over the next 12 months to finance the costs of establishing the corporate infrastructure.  The sale of additional equity securities will result in additional dilution to our shareholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Additional financing may not be available in amounts or on terms acceptable to us or at all.  If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial conditions and operating results.

If we cannot generate sufficient revenues to continue operations and pay our expenses we will need to suspend or cease operations.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

We do not believe our business and operations have been materially affected by inflation.

Critical Accounting Policies and Estimates

Our critical accounting policies are as follows:

Derivative Instruments

The Company’s note payable contains terms with constitute a derivative liability under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 and require bifurcation from the host instrument.  As required by FASB ASC 815, these instruments are required to be measured at fair value in its financial statements.  Changes in the fair value of the derivative liabilities from period to period are charged to derivative income (expense) as incurred.

Recently Issued Accounting Standards

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the period ended April 30, 2010.  There was no impact to the consolidated financial results as this change is disclosure-only in nature.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information under this Item 3.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or material pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  REMOVED AND RESERVED.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification
31.2	Rule 13a-14(a)/15d-14(a) Principal Financial Officer Certification
32.1	Certifications under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)
32.2	Certifications under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced Pipe Fitting Technology
(Registrant)

By: /s/ Yanzhang Li	May 23, 2010
CEO, President and Principle Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates indicated.

By: /s/ Yanzhang Li	May 23, 2010
CEO

By: /s/ Yanzhang Li	May 23, 2010
President

By: /s/ Yanzhang Li	May 23, 2010
Principle Executive Officer

By: /s/ Guozing Liu	May 23, 2010
CFO

By: /s/ Guozing Liu	May 23, 2010
Principle Accounting Officer