Form 10-Q
period 2010-07-31
ADVANCED PIPE FITTING TECHNOLOGIES, INC.
filed 2010-09-14
CIK 1478490

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2010

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

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JULY 31, 2010

ADVANCED PIPE FITTING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

JULY 31, 2010

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JULY 31, 2010 AND OCTOBER 31, 2009

	July 31, 2010 (unaudited)	October 31, 2009 (audited)
ASSETS
Current assets
Cash and cash equivalents	$26,013	$55,063

TOTAL ASSETS	$26,013	$55,063

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accrued expenses	$600	$2,600
Due to shareholder	4,850	1,500
Commitments and contingencies	0	0
Total Liabilities	5,450	4,100

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value, 100,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	52,575	52,575
Deficit accumulated during the development stage	(33,012)	(2,612)
Total Stockholders’ Equity	20,563	50,963

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,013	$55,063

See accompanying notes to financial statements.

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2010
FOR THE PERIOD FROM AUGUST 4, 2009 (INCEPTION) TO JULY 31, 2010

	Three Months Ended July 31, 2010	Nine Months Ended July 31, 2010	Period from August 4, 2009 (Inception) to July 31, 2010

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	1,850	7,100	9,700
General and administrative	21,974	23,300	23,312
TOTAL OPERATING EXPENSES	23,824	30,400	33,012

NET LOSS BEFORE INCOME TAXES	(23,824)	(30,400)	(33,012)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(23,824)	$(30,400)	$(33,012)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	10,000,000	10,000,000	10,000,000

See accompanying notes to financial statements.

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
FOR THE PERIOD FROM AUGUST 4, 2009 (INCEPTION) TO JULY 31, 2010

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Inception, August 4, 2009	-	$-	$-	$-	$-

Issuance of common stock for cash to founders	9,800,000	980	8,820	-	9,800

Common stock issued for $.001 per share	25,000	2	23	-	25

Common stock issued for $.25 per share	175,000	18	43,732	-	43,750

Net loss for the period ended October 31, 2009	-	-	-	(2,612)	(2,612)

Balance, October 31, 2009	10,000,000	1,000	52,575	(2,612)	50,963

Net loss for the nine months ended July 31, 2010	-	-	-	(30,400)	(30,400)

Balance, July 31, 2010	10,000,000	$1,000	$52,575	$(33,012)	$20,563

See accompanying notes to financial statements.

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED JULY 31, 2010
FOR THE PERIOD FROM AUGUST 4, 2009 (INCEPTION) TO JULY 31, 2010

	Nine Months Ended July 31, 2010	Period from August 4, 2009 (Inception) to July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(30,400)	$(33,012)
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(2,000)	600
CASH FLOWS USED IN OPERATING ACTIVITIES	(32,400)	(32,412)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	53,575
Loans received from shareholder	3,350	4,850
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,350	58,425

NET INCREASE (DECREASE) IN CASH	(29,050)	26,013
Cash, beginning of period	55,063	0
Cash, end of period	$26,013	$26,013

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2010

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
JULY 31, 2010

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  At July 31, 2010 an officer had not yet deposited into the Company’s bank account some amounts received from shareholders for common stock – these amounts are also classified as cash and cash equivalents.

Stock-based Compensation.
For the periods ended July 31, 2010, the Company has not issued any share-based payments to its employees.  Under the modified prospective method the Company uses, stock compensation expense includes compensation expense for all stock-based compensation awards granted, based on the grant-date estimated fair value.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has no revenues as of July 31, 2010 and has incurred operating losses since its inception.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2010

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at July 31, 2010 and October 31, 2009 consisted of amounts owed to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements.

NOTE 4 – DUE TO SHAREHOLDER

The Company received loans from a shareholder to fund its bank account and to pay some operating expenses.  The loans are unsecured, interest free and due on demand.  The balance of the loan was $4,850 and $1,500 as of July 31, 2010 and October 31, 2009, respectively.

NOTE 5 – INCOME TAXES

The provision for Federal income tax consists of the following:

	July 31, 2010	October 31, 2009
Refundable Federal income tax attributable to:
Current Operations	$10,300	$888
Less: valuation allowance	(10,300)	(888)
Net provision for Federal income taxes	$-	$-

The approximate cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	July 31, 2010	October 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$11,188	$888
Less: valuation allowance	(11,188)	(888)
Net deferred tax asset	$-	$-

At July 31, 2010, the Company had an unused net operating loss carryover of $33,012 that is available to offset future taxable income; it expires beginning in 2029.

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2010

NOTE 6 – COMMON STOCK

On August 4, 2009, the Company issued 9,800,000 shares to its founders for cash totaling $9,800.  Also on August 4, 2009, an additional 200,000 shares were sold for cash totaling $43,775.

As of July 31, 2010 and October 31, 2009, a total of 10,000,000 shares were issued and outstanding.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to July 31, 2010 to September 13, 2010, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

For the period ended July 31, 2010, we have not generated any revenues to cover operations.  Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt, if any, of private placement proceeds.  With the receipt of any of these private placement proceeds, the Company expects to see significant growth in 2010 as we increase marketing efforts, bring on additional customers and future customers become more aware of our brands. There can be no assurances we will be able to raise any additional capital.

Results of Operations for the three and nine months ended July 31, 2010 and for the period from August 4, 2009 (date of inception) to July 31, 2010

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

General and administrative expenses during the three and nine months ended July 31, 2010 was ($21,974) and ($23,300) respectively.

Net Loss

Net loss for the period August 4th 2009 (inception) to July 31, 2010 was approximately ($33,012).

Liquidity and Capital Resources

As of July 31, 2010, we had negative working capital of $29,050.

Our net loss was ($30,400) for the nine months ended July 31, 2010   Net cash used in operating activities was approximately ($32,400) for the nine months ended July 31, 2010.   The increase in cash used in operating activities is primarily attributable amounts paid for accounting and legal services, and corporate compliance fees.

Net cash provided by financing activities during the nine months ended July 31, 2010 was approximately $3,350.

No shares were sold and no warrants were exercised during the three and nine months ended July 31, 2010.

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

Advanced Pipe Fitting Technology
(Registrant)

By: /s/ Yanzhang Li	September 14, 2010
CEO, President and Principle Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates indicated.

By: /s/ Yanzhang Li	September 14, 2010
CEO

By: /s/ Yanzhang Li	September 14, 2010
President

By: /s/ Yanzhang Li	September 14, 2010
Principle Executive Officer

By: /s/ Guozing Liu	September 14, 2010
CFO

By: /s/ Guozing Liu	September 14, 2010
Principle Accounting Officer