Form 10-K
period 2010-10-31
ADVANCED PIPE FITTING TECHNOLOGIES, INC.
filed 2011-01-28
CIK 1478490

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended October 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 common shares issued and outstanding as of October 31, 2010.

PART I

ITEM 1.  FINANCIAL STATEMENTS

ADVANCED PIPE FITTING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

OCTOBER 31, 2010

ADVANCED PIPE FITTING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

OCTOBER 31, 2010

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Advanced Pipe Fitting Technologies, Inc.
Reno, Nevada

We have audited the accompanying balance sheets of Advanced Pipe Fitting Technologies, Inc. (the “Company”) as of October 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the periods then ended and for the period from August 4, 2009 (Date of Inception) through October 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Pipe Fitting Technologies, Inc.  as of October 31, 2010 and 2009 and the results of its operations and its cash flows for the periods then ended and for the period from August 4, 2009 (Date of Inception) through October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan
January 15, 2011

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF OCTOBER 31, 2010 AND 2009

	October 31, 2010	October 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$1,757	$55,063

TOTAL ASSETS	$1,757	$55,063

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accrued expenses	$3,350	$2,600
Due to shareholder	0	1,500
Commitments and contingencies	0	0
Total Liabilities	3,350	4,100

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value, 100,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	66,425	52,575
Deficit accumulated during the development stage	(69,018)	(2,612)
Total Stockholders’ Equity (Deficit)	(1,593)	50,963

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,757	$55,063

See accompanying notes to financial statements.

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED OCTOBER 31, 2010 AND 2009
FOR THE PERIOD FROM AUGUST 4, 2009 (INCEPTION) TO OCTOBER 31, 2010

	Year Ended October 31, 2010	Period Ended October 31, 2009	Period from August 4, 2009 (Inception) to October 31, 2010

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	6,450	2,600	9,050
Transfer agent fees	3,136	0	3,136
Consulting fees	53,500	0	53,500
Incorporation costs	3,000	0	3,000
General and administrative	320	12	332

TOTAL OPERATING EXPENSES	66,406	2,612	69,018

NET LOSS BEFORE INCOME TAXES	(66,406)	(2,612)	(69,018)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(66,406)	$(2,612)	$(69,018)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	10,000,000	10,000,000

See accompanying notes to financial statements.

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM AUGUST 4, 2009 (INCEPTION) TO OCTOBER 31, 2010

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Inception, August 4, 2009	-	$-	$-	$-	$-

Issuance of common stock for cash to founders	9,800,000	980	8,820	-	9,800

Common stock issued for $.001 per share	25,000	2	23	-	25

Common stock issued for $.25 per share	175,000	18	43,732	-	43,750

Net loss for the period ended October 31, 2009	-	-	-	(2,612)	(2,612)

Balance, October 31, 2009	10,000,000	1,000	52,575	(2,612)	50,963

Capital contributed by shareholder	-	-	13,850	-	13,850

Net loss for the year ended October 31, 2010	-	-	-	(66,406)	(66,406)

Balance, October 31, 2010	10,000,000	$1,000	$66,425	$(69,018)	$(1,593)

See accompanying notes to financial statements.

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED OCTOBER 31, 2010 AND 2009
FOR THE PERIOD FROM AUGUST 4, 2009 (INCEPTION) TO OCTOBER 31, 2010

	Year Ended October 31, 2010	Period ended October 31, 2009	Period from August 4, 2009 (Inception) to October 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(66,406)	$(2,612)	$(69,018)
Changes in assets and liabilities:
Increase in accrued expenses	750	2,600	3,350
CASH FLOWS USED IN OPERATING ACTIVITIES	(65,656)	(12)	(65,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	53,575	53,575
Loans received from shareholder	12,350	1,500	13,850
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	12,350	55,075	67,425

NET INCREASE (DECREASE) IN CASH	(53,306)	55,063	1,757
Cash, beginning of period	55,063	0	0
Cash, end of period	$1,757	$55,063	$1,757

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Loans from shareholder converted to capital	$13,850	$0	$13,850

See accompanying notes to financial statements.

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2010

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

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted an October 31 fiscal year end.

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  At October 31, 2010 and 2009, the Company had $1,757 and $55,063 of cash, respectively.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Comprehensive Income
The Company has established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity (Deficit).  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

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

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accrued expenses, and an amount due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2010.

Stock-based Compensation.
For the periods ended October 31, 2010, the Company has not issued any share-based payments to its employees.  Under the modified prospective method the Company uses, stock compensation expense includes compensation expense for all stock-based compensation awards granted, based on the grant-date estimated fair value.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has no revenues as of October 31, 2010 and has incurred operating losses since its inception.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses.  The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2010

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at October 31, 2010 and 2009 consisted of amounts owed to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements.

NOTE 4 – DUE TO SHAREHOLDER

The Company received loans from a shareholder to fund its bank account and to pay some operating expenses during the years ended October 31, 2010 and 2009.  The loans are unsecured, interest free and due on demand.  During the year ended October 31, 2010, the shareholder paid invoices on behalf of the company totaling $12,350.  The shareholder agreed to convert $13,850, the total balance of the loans at October 31, 2010, to contributed capital.  The balance of the loan was $0 and $1,500 as of October 31, 2010 and October 31, 2009, respectively.

NOTE 5 – INCOME TAXES

As of October 31, 2010, the Company had net operating loss carry forwards of approximately $69,000 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	October 31, 2010	October 31, 2009
Federal income tax benefit attributable to:
Current Operations	$22,578	$888
Less: valuation allowance	(22,578)	(888)
Net provision for Federal income taxes	$-	$-

The approximate cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	October 31, 2010	October 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$23,466	$888
Less: valuation allowance	(23,466)	(888)
Net deferred tax asset	$-	$-

At October 31, 2010, the Company had an unused net operating loss carryover of $69,018 that is available to offset future taxable income; it expires beginning in 2029.

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2010

NOTE 6 – COMMON STOCK

On August 4, 2009, the Company issued 9,800,000 shares to its founders for cash totaling $9,800.  Also on August 4, 2009, an additional 200,000 shares were sold for cash totaling $43,775.

During the year ended October 31, 2010, a shareholder agreed to convert loans totaling $13,850 to contributed capital.

As of October 31, 2010 and October 31, 2009, a total of 10,000,000 shares were issued and outstanding.

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

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through January 15, 2011, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements of Operations for the periods ended October 31, 2010 and 2009 and for the period from August 4, 2009 (date of inception) to October 31 2010

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

General and administrative expenses during the periods ended October 31, 2010 and October 31, 2009   was ($69,018) and ($66,406) respectively.

Net Loss

Net loss for the period August 4th 2009 (inception) to October 31, 2010 was approximately ($69,018).

Liquidity and Capital Resources

As of October 31, 2010, we had negative working capital of $53,306.

Our net loss was ($66,406) for the year ended October 31, 2010   Net cash used in operating activities was approximately ($53,306) for the year ended October 31, 2010.   The increase in cash used in operating activities is primarily attributable amounts paid for accounting and legal services, and corporate compliance fees.

Net cash provided by financing activities during the year ended October 31, 2010 was approximately $12,350.

No shares were sold and no warrants were exercised during the year ended October 31, 2010.

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

For the period ended October 31, 2010, we have not generated any revenues to cover operations.  Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt, if any, of private placement proceeds.  With the receipt of any of these private placement proceeds, the Company expects to see significant growth in 2010 as we increase marketing efforts, bring on additional customers and future customers become more aware of our brands. There can be no assurances we will be able to raise any additional capital.

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

Advanced Pipe Fitting Technology
(Registrant)

By: /s/ Yanzhang Li	January 28, 2011
CEO, President and Principle Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates indicated.

By: /s/ Yanzhang Li	January 28, 2011
CEO

By: /s/ Yanzhang Li	January 28, 2011
President

By: /s/ Yanzhang Li	January 28, 2011
Principle Executive Officer

By: /s/ Guozing Liu	January 28, 2011
CFO

By: /s/ Guozing Liu	January 28, 2011
Principle Accounting Officer