Form 10-K/A
period 2010-10-31
ADVANCED PIPE FITTING TECHNOLOGIES, INC.
filed 2011-02-22
CIK 1478490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment # 1

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission file number: 333-164396

Advanced Pipe Fitting Technologies, Inc.
Ste 810, NO: 98 Dong San Huan South Road Chaoyang District Beijing, P.R. China Tel: (8610) 5861-1818

Nevada	1623	27-0838546
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)
Agent For service
4790 Caughlin Pkwy, Ste 387 Reno, NV 8951 775-851-7397

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  10,000,000 as of February 18, 2011.

THE REASON FOR THIS AMENDMENT IS TO CORRECT AN IMPROPER FORMAT ORIGINALLY SUBMITTED

Part 1

Item 1.  Business

GENERAL INFORMATION ABOUT OUR COMPANY

We were incorporated in Nevada August 4th 2009 and our year end is October 31.

OUR BUSINESS

We are a start-up stage company. We are a company without revenues; we have minimal assets and have incurred losses since inception. We will sell and distribute a series of pipefitting, pressure conduits and coupling products primarily used in oil and gas transfer, petroleum refinery, and sub-critical, supercritical power plant projects. We plan to conduct all of our business in China through an operating subsidiary, which will be formed as a Wholly Foreign Owned Enterprises (WFOE) or a Joint Venture. Our principal offices are located at the address below.

WHERE YOU CAN FIND US

Our offices are located at:

Advanced Pipe Fitting Technologies, Inc

For Service
United States
4790 Caughlin Pkwy, Ste 387
Reno, NV 89519
775-851-7397

China
Ste 810, NO: 98 Dong San Huan South Road
Chaoyang District
Beijing, P.R. China
Tel: (8610) 5861-1818

Advanced Pipe Fitting Technologies, Inc (APFT) will sell a series of pipefitting, pressure conduits and coupling products used in oil and gas transfer, petroleum refinery, and sub-critical, supercritical power plant projects. We will supply a wide range of products from low end plain carbon steel and alloy steel pipefitting to high-grade steel heavy-caliber fittings for P91, P92, X70, X80, X100 pipelines, and special steel fittings including 347H, inconel800, titanium, and zirconium materials.

Our goal is to become the largest pipefitting supplier for Chinese petroleum refinery, oil and gas transfer projects and power plants.  We hope to build an integrated and well recognized brand for a full range of pipefitting products. We will develop a real time product and order matching online database, where our customer can conveniently source and track their entire pipefitting product needs, at the same time, we can profit from price arbitrage. In order to build long term competitive advantages and raise the barrier of entry, we hope to build a product examining and detecting center and apply for national lab qualification. Once the qualification has been granted, we will be able to set up joint research projects with universities and field professionals, and be involved in the development of national standards.

DESCRIPTION OF OUR BUSINESS

“Our suppliers’ unique supply chain setup” is refer to our suppliers are located in an “Economic mosaic”, which is an economic phenomenon refers to a large group of producers of a similar product saturated in one small geographic area. This is similar to “Economic clusters” (critical masses in one place of unusual competitive success in particular fields) in the United States, while the Chinese clusters are industrial based, and the US cluster are more likely to be knowledge based. The most famous examples are found in Silicon Valley and Hollywood.

Economic clusters affect competition in three broad ways: first, by increasing the productivity of companies based in the area; second, by driving the direction and pace of innovation, which underpins future productivity growth; and third, by stimulating the formation of new businesses, which expands and strengthens the cluster itself. Being part of a cluster allows companies to operate more productively in sourcing inputs; accessing information, technology, and needed institutions; coordinating with related companies; and measuring and motivating improvement. (Reference: MICHAEL E. PORTER, Harvard Business Review, Nov/Dec98, Vol. 76 Issue 6, p77)

An Economic mosaic or cluster can lower producer’s cost; it offers a deep and specialized supplier base, sourcing locally instead of from distant supplier lowers transaction costs, minimized the need for inventory, eliminated importing costs and delays. Because “local reputation” is important, supplier will less likely to overprice. Being a part of an Economic mosaic or cluster can access an existing pool of specialized and experienced employees lowering costs in recruiting.

The PRC has a very personalize business culture. In China it is extremely important to maintain good networking, people contacts, and relationships. Personal relationships that the business owner develop with people, represents the face of the business. Chinese people have natural respect for authority figures, superiors, and family, where saving face and maintaining face are of extremely important, friendships should also be cultivated with the local officials as these can help to gain business advantages. Personal trust and social ties can sometimes act as a more important factor than legal contracts.

We intend to source our selling goods directly from Yan Shan County, Cang Zhou region in the PRC. Cang Zhou region is an economic mosaic or cluster for pipeline equipment, there are over 3000 pipeline equipment producers operating in Cang Zhou region. Yan Shan County is a cluster for pipe fittings where 650 pipe fittings producers are operating. Over the past 20 years, the producers built up significant production capacity, but fell short on marketing side; results over stock and lower selling price. In China, low end pipe fittings are traded similar to commodity goods, the producers can only set price equal to their marginal cost. We believe this challenge can be solved in Yan Shan County by implementing a centralized marketing strategy. We plan to establish an integrated brand for all Yan Shan produced pipe fitting products, develop an electronic commerce platform, and build a product examining and detecting center with national lab qualification. We hope to enjoy price bargaining power on supply side, since there are large numbers of pipe fitting producers in Yan Shan Country suffering over stock problem, and less sales and marketing service providers deliver solutions.

We will sell and distribute a series of pipefitting, pressure conduits and coupling products primarily used in oil and gas transfer, petroleum refinery, and sub-critical, supercritical power plant projects. We hope to benefit from our suppliers’ unique supply chain setup; we hope to enjoy a long term competitive advantage via our well managed relationship with these cost leaders.

We intend to source our selling goods directly from Yan Shan County, Cang Zhou region in the PRC. There are over 3000 pipeline equipment producers operating in the Cang Zhou region, another 650 pipe fittings producers are in Yan Shan County. We believe that, since these large number of producers both big and small, are producing similar products, and saturated in one small geographic area, if we source from them, we will be able to enjoy a competitive advantage over bargaining power and product availability, once we achieved the objectives in our business plan, which are to develop an integrated brand, launch a B2B website, and build a product examining and detecting center with national lab qualification.

Other reasons that we choose to source our selling goods from these groups of producers including:

•
These producers are price leaders in producing pipe fittings since their supply chains are uniquely setup, they work with each other through both economic and social ties, which in turn, they can enjoy lower marketing and transaction costs. (for example: an elbow pipe fitting is made from bending a seamless steel tube and the elbow producer can find the tube producer through social ties) They are geographically close to each other; therefore, they can enjoy lower transportation cost. (For example, some of the high end pipe fittings, those are used in nuclear power plants and are oversized for long distant land transport)

•	Our founder and CEO, Mr. Li has been working in the Yan Shan pipe fitting industry for 20 years, he has close and well managed relationships with some of these producers.

We will sell 90% of our merchandise domestically in the Chinese market; another 10% will be distributed internationally.

•	We will ONLY sell the original products; and do NOT make any modification in any way.
•	We will NOT carry regular inventory, we only order from suppliers after customer ordered from us.

•	Although we sell all products under our brand name, product guaranties will directly come from our suppliers.

GENERAL INFORMATION ABOUT OUR COMPANY

We are a start-up stage company. We are a company without revenues or operations; we have minimal assets and have incurred losses since inception.  We will sell a series of pipefitting, pressure conduits and coupling products used in oil and gas transfer, petroleum refinery, and sub-critical, supercritical power plant projects. We will be able to supply a wide range of products from low end plain carbon steel and alloy steel pipefitting to high-grade steel heavy-caliber fittings for P91, P92, X70, X80, X100 pipelines, and special steel fittings including 347H, inconel800, titanium, and zirconium materials.

Our goal is to become the largest pipefitting supplier for Chinese petroleum refinery, oil and gas transfer projects and power plants.  We will build an integrated and well recognized brand for a full range of pipefitting products. We will develop a real time product and order matching online database, where our customer can conveniently source and track their entire pipefitting product needs, at the same time, we can profit from price arbitrage. In order to build long term competitive advantages and raise barriers of entry, we plan to build a product examining and detecting center and apply for national lab qualification. Once the qualification been is granted, we will be able to setup joint research projects with universities and field professionals, and be able to  be involved in the development of national standards.

We need a premium brand image to set our selling price above marginal cost, which in turn, we hope to enjoy higher profit margin. We are seeking to help develop new national standards for pipe fitting product examining and detecting procedures.  The Standardization Administration of the People’s Republic of China, or SAC is the government agency responsible for setting national standards. According to their rules and regulations, any individual or organization has the right to develop and submit new national standards.

We intend to receive national lab qualification for our Product examining and detecting center. China National Accreditation Service for Conformity Assessment, or CNAS, is the national accreditation body of China unilaterally responsible for the accreditation of certification bodies, laboratories and inspection bodies, which is established under the approval of the Certification and Accreditation Administration of the People’s Republic of China, or CNCA. And it’s authorized by CNCA in accordance with the Regulations of the People’s Republic of China on Certification and Accreditation.

We plan to sell products that are similar to commodity goods, which have narrow profit margins and sensitive to changes in supply and demand. In order to increase our profit margin, we will need to accomplish the following tasks:

●          Create product differentiations
●          Push higher barrier of entry for new comers
●          Increase brand equity
●          Seek innovative marketing strategies
●          Establish technologically advanced brand image
●          Link our brand to superior product quality
●          Gain trust from government departments, attract government funded projects

The product examining and detecting center with national lab qualification will permit us to use CNAS national accreditation symbols on examined products, which in turn will differentiate, gain trust, add value to our selling merchandise; increase our brand equity, build barrier of entry.

Furthermore, the most technologically advanced, custom made pipe fittings offer the highest profit margin, and are normally used in government funded infrastructure projects. In order to compete in this most profitable market segment, we have to establish a technologically advance brand image, emphasis more on product quality to gain trust from government departments. If our product testing and examining procedure can become a national standard, it can be a most reliable piece of evident, to demonstrate our superior quality standards.

We intend to receive national lab qualification for our Product examining and detecting center. China National Accreditation Service for Conformity Assessment, or CNAS, is the national accreditation body of China unilaterally responsible for the accreditation of certification bodies, laboratories and inspection bodies, which is established under the approval of the Certification and Accreditation Administration of the People’s Republic of China, or CNCA. And it’s authorized by CNCA in accordance with the Regulations of the People’s Republic of China on Certification and Accreditation.

We intend to apply for national lab qualification through CNAS’s laboratory accreditation process in the field of testing and calibration. Once we are granted the qualification, we will immediately receive the following benefits.

•	Reliable indicator of technical competence to conduct testing and calibration service against relevant accreditation criteria
•	Increasing market competition capability, gain trust from government departments and social circles.
•	Recognition of accreditation bodies who have signed mutual recognition arrangements, or MRAs.
•	Chances to participate in multilateral or mutual cooperative exchanges between conformity assessment bodies internationally
•	Permission of using CNAS national accreditation symbols and ILAC combined MRA marks in accredited scope
•	Rank in directory of accredited bodies to be known more

Here is an example of what the national standard on pipe fittings examining and detecting will be like. (This is a current standard)

•	DL/T 718-2000: The ultrasonic inspection method for casting tee joint and elbow in power plant. (for more information, please follow this URL: http://www.csres.com/detail/81835.html)

INDUSTRY BACKGROUND

Pipe fittings are generally used for connecting the bores of two or more pipes or tubes, connecting a pipe to some other apparatus, and changing the direction of fluid flow. They are also used for closing a pipe.
"The Chinese pipe fitting market has been growing at a rate of 16-20% per year for the past 20 years, and it still is under rapid growth and reshaping. The sector is a competitive Market, where market participants are small informed Buyers and Sellers of what they consider to be a commodity product.  In 2008, it’s estimated more than 10,000 pipe fitting producers competing in the sector, produce 160 categories of product types. Lack of big players, and integrated brands, in both buyers and sellers results in all market participants to need to set their price equal to marginal cost. "Based on figures from its “10th five-year plan”, China expects the aggregate industry output of its pipe fitting industry to reach 100 billion RMB by year 2010. (16 billion USD equivalent)"*.

*(Reference: All these numbers come from "2008-2012 Chinese Pipe Fitting Industry market survey and investment forecast report" (http://www.51report.com/research/detail/167920265.html

The executive summary of the whole report is publicly available for no charge, our statistics and figures are all publicly available in this executive summary. We have not commissioned the author or the seller or the selling website in anyway.

The following is a proper translation of the executive summary.

2008-2012 Chinese Pipe fitting Industry Market Survey and Investment Forecast Report

[Name of report]: 2008-2012 Chinas Pipe fitting Industry Market Survey and Investment Forecast Report
[Publish date]: March, 2008
[Deliver method]: Email or Express mail
[Price]: Printed: 6800 (RMB) Electronic version: 7000 Printed + Electronic Version: 7500
[Discount info]:
[Order by Fax]: 010-84872298
[Customer service]: 010-64986059 64896485
[Mobile]: 13720053987

[Executive summary]
Pipe fittings are important components for oil and gas/chemical production, power plant, pharmaceutical, boiler production, heat distributing, ship production and machinery manufacturing. Pipe fittings are used for change direction of a pipe line and tube, connect multiple pipes or to reduce pressure in a pipe line. The first use of pipe fittings were for waste water distribution, now it advanced into many more areas, for example, the pharmaceutical industry uses corrosion-resistant stainless steel pipe fittings in its sterilization process that often carries corrosive liquids; power plants need heavy duty alloy pipe fittings in high pressure, high temperature environment.

After 20 years of development, Chinese pipe fitting industry reached a considerable scale, and still kept its high growth rate. Till now, there are more than ten thousand pipe fitting producers in China, 300 of them achieved economic of scale, producing 160 categories, more than 10000 product types of pipe fittings. Since 1990s, along with the rapid growth of Chinese heavy industry, pipe fitting industry’s gross industry output and aggregate sales had a 16%-20% annual growth rate. Based on figures released by State Economic and Trade commission, for the past 2 years, pipe fitting industry outputs grew 15% per year; aggregate profit grew 50% per year. Based on figures predicted by National Heavy Industry 10th five year plans, pipe fitting industry output is expected to reach 100 billion RMB. China invests heavily into its oil and gas, chemical and electricity infrastructure each year, roughly 30% of the pipeline cost will be used in purchase pipe fittings. Chinese pipe fitting industry is still in developing stage, innovation, technology, state of art production equipment and scientific management methods are much needed to increase productivity and quality. In addition to satisfying local market demands, high quality pipe fittings are also needed internationally especially amount those oil and gas production countries.

This report studied the current scope of Chinese pipe fitting industry, predicting both short and long term market trends. Based on the current opportunities and threads faced by pipe fitting industry, we suggested future investing and strategic management strategies. This report also includes detailed data, statistics, figures and charts for our readers to make more accurate business decisions. Our statistic data comes from trusted sources such as State Statistical Bureau, State Information Center, General Administration of Customs and industry associations. Our research team invested one year time into develop of this report, we hope it can help businesses, government agencies and investment professionals to discover industry insights, understand competition landscape, and reduce investing and operating risks.

Market opportunities:

Internal factor:

Our biggest market opportunity is the nature of the industry’s current competition landscape, which is lack of market integration. Upon completion of our integrated brand development as well as a product examining and detecting Center with national Lab qualification, we will be able to create some degree of barrier of entry and differentiate our products. As a result, we will be able to set certain standards for the industry which will allow us, to set our price higher than marginal cost.

External factor:

China is still under rapid development, hungry for clear energy. China’s natural gas resources are unevenly distributed, while the major part of the Chinese economy and population centers are located in the east, most of the country’s natural gas reserves are in the west. In order to re-distribute its natural gas resources to population centers, China is currently undertaking large scale natural gas distribution projects.

Some of the Major natural gas distribution projects currently under construction are:

●	West to East natural gas transfer project.
●	Xinjiang to Shanghai natural gas transfer project
●	Sichuan to East natural gas transfer project

On November 2007, the Chinese government published the “nuclear power development plan”, in the next 10 years; China will invest 4000 billion RMB (635 billion USD equivalents) in nuclear power plant projects. Currently 30% of the world’s construction of nuclear power plants is in China.

China is speeding up its urbanization process, but at the same time, China is lacking in water resources. 400 out of 660 Chinese cities lack a modern water supply and 110 cities have water shortages. China’s huge and still growing population leads to more scarcity of water resource.

Most of China’s northern cities lack effective water resources; its South to North water transfer project will build 2000KM of pipe lines to re-distribute its water resources.  Pipe fitting products used in water and waste water treatment distribution projects are also in great demand.   Most of China’s existing water distribution networks are more than 30 years old; there is a need for upgrades from non-malleable pipeline and fittings to malleable pipeline and fittings, which are lighter, thinner, stronger, and less brittle.

PRINCIPAL SERVICES AND THEIR MARKETS

We will sell a series of pipefitting, pressure conduits and coupling products used in oil and gas transfer, petroleum refinery, and sub-critical, supercritical power plant projects. We will supply a wide range of products from low end plain carbon steel and alloy steel pipefitting to high-grade steel heavy-caliber fittings for P91, P92, X70, X80, X100 pipelines, and special steel fittings including 347H, inconel800, titanium, and zirconium materials.

The principal uses of these products are in gas lines, piping systems of oil field, oil refineries, chemical production facilities, power plants, pharmaceutical factory , boilers and industrial piping, water and waste water treatment, heat distribution, ship production, machinery production and building gas and water systems.

As a development-stage company, we are in the process of allocating resources to carry out our business plan. We hope to be able to generate positive cash flow in the next 12-18 months.

We will have to raise at least $3,000,000 US dollar in the next 6-8 months to cover our operating expenses and capital expenditures, including:

●          within the next 3 month, we will setup a Wholly Foreign Owned Enterprise (WFOE) or a joint venture in China as our operating subsidiary.
●          once we obtain certificates and approvals for our WFOE or the joint venture from local governmental agencies, we will begin to hire a sales team. We plan to use two top rated Chinese human resources websites (51job.com and chinahr.com) to run our hiring Ad. For the best result, it may take up to 2 month, for us to collect a sufficient amount of resumes, and to have enough exposure on our Ad.
●          after 4 weeks of training for our sales team about our product matrix and how to use our B2B website as a selling platform, we will launch our B2B website.

●          We will need to raise at least $2..5 million US to lease the facility and acquire equipment for our product examining and detecting center, then another 4-6 months to build the lab including installing and adjusting the equipment and hiring and training personnel.
●          immediately after the completion of the product examining and detecting center, we will apply for national lab qualification through CNAS’s laboratory accreditation process in the field of testing and calibration.
●          We plan to run a branding and product marketing campaign to further enhance our integrated brand as a one stop pipe fitting product super store for business clients after we receive national lab qualification for our product examining and detecting center.

Schedules for product examining and detecting center with national lab qualification and the branding and product marketing campaign are highly depended on our ability to raise more capital for operation and capital expenditures. If we fail to raise more capital, we will rely on loans from our Officers/directors to cover our expenses and it may delay schedules for the product examining and detecting center and the marketing campaign.

Market overview:

Most of the small Chinese pipe fittings producers lack ability to supply a full range of products and have a limited marketing budget to build brand and manage customer relationships. Low end products are typically carried and sold via distributors with single product orders (which the client can only demand a specific product), High end products are sold via direct sales force of the producer by project based orders (which the client will be looking for a larger producer who can supply a range of products for the project).

Our group of suppliers represents a famous phenomenon in Chinese economy, named by Chinese economists, called “economic mosaic”; which refers to a large group of producers big and small, saturated in one small geographic area; they are supply and demand for each other via both social ties and business relationships to significantly reduce sourcing, marketing and transaction costs.

Our goal is to become a one stop pipe fitting product super store for business clients. In order to accomplish this goal, we first need to build a premium brand with the following brand characteristics:

●	technically advanced
●	superior in product quality
●	wide variety of pipe fitting products under one brand name

Currently, there are 3000 pipeline equipment producers in Cang Zhou area and 650 pipe fitting producers are operating in Yan Shan county (Yan Shan is geographically located within Cang Zhou area). This phenomenon, which a large number of producers of a similar product operating in one small geographic area has a name in China, called “Economic mosaic”, each individual “mosaic” offers a competitive advantage in one product group and combined together to become the whole painting, or the competitive advantage of “made in China” .

It’s very important for us to source from an economic mosaic that can enjoy lower cost and price advantages. An economic mosaic has both advantages and disadvantages, the most important advantage is to significantly reduce cost, which in turn will allow the producer to set market price at where the competitors cannot produce a profit. Since most of pipe fitting products (except for those high-end, technologically advanced pipe fittings, which are custom made) are traded similar to commodity goods, pipe fitting producers can only set their price equal to their marginal cost in the long run. Therefore, if one group of producers can enjoy lower marginal cost and set their price equal to marginal cost, other producers who have higher cost will not be able to make a profit in the long run. (We assume they compete with the same quality of product)

However, at the same time the most important disadvantage of an economic mosaic is that, it paralysis the marketing function of the individual producers within the mosaic, since they had been selling their products without making significant marketing efforts. After building their production capacities over a long time, eventually they will need to seek ways to sell more products outside their current market scope, and they need marketing service providers to help them reach out.

Once we can achieve the objectives in our business plan, to develop an integrated brand, to build a product examining and detecting center with national lab qualification, and to launch a B2B website we can provide a much easier and cost effective way that allows pipe fitting producers to sell their products through our channel and under our brand, which in turn, enables us to serve as a one stop pipe fitting product super store for business clients.

We believe a smarter and optimized business model, well defined with a competitive strategy, and effective market communication approach will help us to succeed. We divide our merchandises into two categories:

●	Commodity products, which are normally less technologically advanced; many of our competitors carrying the same or substitutable products, we compete with these commodity products on price.
●	Differentiated products, which are normally technologically advanced products that can only be produced by certain specialized suppliers, we compete differentiated products on availability.

DISTRIBUTION METHODS

Selling pipe fitting products to business clients is a straight forward process, in which the client already knows what he is looking for before he comes to us. However, since there are thousands of pipe fitting products in different sizes, the client wants to find a one stop supplier who can supply a wide variety of products, and negotiate for better prices.

The producer’s long term marginal cost includes marketing expense and wages paid to his sales and marketing personnel. Based on Mr. Li’s (who had 20 years experience in the industry) calculation, it accounts for 5%-12% of the producer’s total cost. If the producer outsources his marketing function to us, he will be able to deduct this portion of cost from his selling price. We hope to enjoy a 5%-12% profit margin on the low-end pipe fittings we sell, but it depends on our ability to set price higher, cost sharing and operating efficiency to control our overhead cost, the better we accomplish our business objectives will results higher profit margin for us.

We hope our integrated brand and detecting center with national lab qualification and B2B web site create marketing synergy enabling us to enjoy a 15-25% profit margin on project based product orders, which are typically high-end or custom built pipe fittings.

Our B2B website will act as a sales platform; it can match orders and availabilities through an online product database. This database keeps tracking our supplier’s inventories on specification, price and availability. For product based sales, when clients order from us, they will make payment directly to us, we will then order from our supplier’s inventory and have them ship the ordered items directly to client’s warehouse and bill us immediately.  We will pay our suppliers on a monthly basis.

For Project based sales, our sales department will use the specification, price and availability information from our database to bid on the project. We then will negotiate terms and prices directly with the client. After the contract is secured, we order the pipe fittings from our suppliers, have them ship directly to client’s warehouse and bill us immediately.

There are no special arrangement between us and our suppliers, if our suppliers choose to market their own products and brand individually they will need to allocate more resources in marketing and most likely receive poorer results. If our business strategy is successful it will create marketing synergy, it will be much easier for them to buy or sell their products through our channel and under our brand.

WEBSITE MARKETING STRATEGY

We will spend a significant amount of our resources into brand and website marketing. Our goal is to promote our website as a "one stop pipe fitting product supper store for business clients”, our selected marketing vehicles will include the following:

•	Search engine optimization
•	Industry web portal advertising, promotion and soft articles.
•	Affiliate and referral programs
•	Trade show
•	Trade journal and magazine advertising
•	Sponsorship to selected industry events
•	Direct mailing campaigns.

STATUS OF ANY PUBLICLY ANNOUNCED SERVICES

None at this time

COMPETITION

We are operating in a highly competitive market. We compete with a large number of companies in China that sell or distribute pipefitting products. We also compete with “in house” sales departments of larger pipefitting product producers; some of these competitors can allocate more resources and are significantly larger than us in term of capital and assets.

SOURCES OF AND AVAILABILITY OF SERVICES

We can supply a wide range of products from low end plain carbon steel and alloy steel pipefitting to high-grade steel heavy-caliber fittings for P91, P92, X70, X80, X100 pipelines, and special steel fittings including 347H, inconel800, titanium, and zirconium materials.

These products are widely used in oil and gas transfer projects, petroleum refinery and sub-critical, supercritical power plants.

We will source our selling goods directly from Yan Shan area in China. Yan Shan area is an economic mosaic that specializes in producing a full range of pipefitting, pressure conduits and coupling products.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We currently do not have any customer or signed any sales contracts with our potential customers.

PATENTS AND TRADEMARKS

The Company currently has no registered patents or trademarks.

GOVERNMENT AND INDUSTRY REGULATION

In order to operate in China, we have to obtain the following certificates of approval:

●	“Establishment of Enterprises with Foreign Investment in the People’s Republic of China” from provincial government.
●	“Foreign Exchange Registration Certificate of Foreign-funded Enterprise” from local branch of Administration of Foreign Exchange
●	“Notice of record-keeping of the enterprise investment project” from local branch of Foreign Trade & Economic Cooperation Bureau

As a development-stage company, we are now in the process of allocating resources and screening potential business partners for a joint venture. We have not yet had any materialized result, contract or arrangement.

We are looking for the following two kinds for potential business partners to form a Joint Venture:

●        Strategic partner: Who is a pipe fitting industry insider, has the ability and resources to help us to accomplish our business objectives.
●        Financial partner: Who is not an industry insider, but interested in investing in our business for financial gain.

In order to carry out our business plan objectives, we plan to establish a Wholly Foreign Owned Enterprise (WFOE), or a joint venture with a Chinese partner in the next 3 month as our China based operating subsidiary.

There are standard procedures to follow in acquiring certificates and approvals needed to establish a WFOE or joint venture; we are not anticipating any difficulties at this time.

RESEARCH AND DEVELOPMENT ACTIVITIES

To further enhance our competitive advantage, and set barriers of entry, we plan to undertake the following development projects:

●	Real-time online database for product and order matching
●	product examining and detecting center with national lab qualification

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

We do not own any real property used in the operation of our current business. We maintain our corporate office at:  Ste 810, NO: 98 Dong San Huan South Road
Chaoyang District
Beijing, P.R. China
Tel: (8610) 5861-1818company. We believe it is adequate and suitable for our needs at the present time.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   (Removed and Reserved)

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. Our shares are quoted on the OTCBB under the symbol “ADVP.OBG”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending October 31, 2010
Quarter Ended	High $	Low $
December 31, 2010	n/a	n/a
September 30, 2010	n/a	n/a
June 30, 2010	n/a	n/a
March 31, 2010	n/a	n/a

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

Currently, we have forty (40) holders of record of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On November 4th 2009 the Company initiated and filed a Reg D 504 @ $.25 per share

These shares were purchased through a private placement and were exempt from Registration under Rule 504.  A Form D has been filed with the SEC.

We had prior commitments from a number of potential shareholders to a private placement on July 30th, 2009 and August 1st, 2009, although the company did not incorporate till August 4th, 2009.   The company thereafter issued a total of 175,000 shares of our common stock sold to 35 investors at a price of $ 0.25 per share, we received a total amount of USD$ 43,750.00 from these private placements.

On September 4th, 2009, we issued a total of 9,825,000 shares of our common stock to four affiliates and Ramona Smith, at a price of USD $ 0.001 per share, for the services they rendered for us. We received total proceeds of USD $9, 825.00.

Securities Authorized for Issuance under Equity Compensation Plans

We did not issue any securities under any equity compensation plan as of October 31, 2010.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

OVERVIEW/BUSINESS OF ISSUER/ PLAN OF OPERATION

We will sell and distribute a series of pipefitting, pressure conduits and coupling products primarily used in oil and gas transfer, petroleum refinery, and sub-critical, supercritical power plant projects. We hope to benefit from our suppliers’ unique supply chain setup; we hope to enjoy a long term competitive advantage via our well managed relationship with these cost leaders.

To get a clear understanding of our business, you can think of us as a commodity price arbitrage trader or broker with the following characteristics:

●	We hope to profit from price arbitrage.
●	We will ONLY sell the original products; and will NOT make any modification in any way.
●	We will NOT carry regular inventory, we only order from suppliers after customer ordered from us.
●	Although we will sell all products under our brand name, product guaranties will directly come from our suppliers.

In order to pursue the above objectives, we will have to raise money. That would be our first major step. We are not certain at the present time how much money will be needed to implement our entire business plan.  We have little cash and will need financing immediately to continue as a going concern.  At the present time, we do not have any formal commitments in place to acquire needed funds.  By resort to private channels through our officer and director, or perhaps through broker-dealers, which we have not contacted as of yet, we hope to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

For our short term needs and, even though he is not required to do so, our officers and directors will likely provide us short term loans on market terms to carry our business until we are able to secure a more long-lasting form of financing . However, he will not be able to move our business forward indefinitely without additional funding.  Thus, our ability to continue as a going concern rests on our ability to obtain financing.

Results of Operations for the periods ended October 31, 2010 and 2009 and for the period from August 4, 2009 (date of inception) to October 31 2010

We generated no revenue for the period from August 4, 2009 (Date of Inception) until October 31, 2010.

We incurred $66,406 in operating expenses for the year ended October 31, 2010, as compared with $2,612 in operating expenses for the same period ended 2009.  Our operating expenses for the year ended October 31, 2010 consisted entirely of general and administrative expenses.

We incurred $69,018 in operating expenses for the period from August 4, 2009 (Date of Inception) until October 31, 2010.  Our operating expenses for this period consisted entirely of general and administrative expenses.

We, therefore, recorded a net loss of $66,406 for the year ended October 31, 2010, as compared with a net loss of $2,612 for the same period ended October 31, 2009. We recorded a net loss of $69,018 for period from August 4, 2009 (Date of Inception) until October 31, 2010.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing operating expenses as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of October 31, 2010, we had total current assets of $1,757 consisting of Cash. We had current liabilities as of October 31, 2010 of $3,350.  Thus, we had a working capital deficit of $1,593 as of October 31, 2010.

As of October 31, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. As of October 31, 2010 we have $1,757 cash on hand. Currently, the company’s assets cannot satisfy its cash requirements. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of us as a going concern.  However, we have accumulated deficit of $69,018 as of October 31, 2010.  We currently have limited liquidity, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that we will be dependent, for the near future, on additional investment capital to fund operating expenses. We intend to position the company so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

Off Balance Sheet Arrangements

As of October 31, 2010, there were no off balance sheet arrangements.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to disclose this item.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

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

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED OCTOBER 31, 2010 AND 2009
FOR THE PERIOD FROM AUGUST 4, 2009 (INCEPTION) TO OCTOBER 31, 2010

	Year Ended October 31, 2010	Period ended October 31, 2009	Period from August 4, 2009 (Inception) to October 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(66,406)	$(2,612)	$(69,018)
Changes in assets and liabilities:
Increase in accrued expenses	750	2,600	3,350
CASH FLOWS USED IN OPERATING ACTIVITIES	(65,656)	(12)	(65,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	53,575	53,575
Loans received from shareholder	12,350	1,500	13,850
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	12,350	55,075	67,425

NET INCREASE (DECREASE) IN CASH	(53,306)	55,063	1,757
Cash, beginning of period	55,063	0	0
Cash, end of period	$1,757	$55,063	$1,757

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Loans from shareholder converted to capital	$13,850	$0	$13,850

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

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being October 31, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of October 31, 2010 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending October 31, 2011: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G  of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Remediation of Material Weakness

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.  We are currently in the process of hiring an outsourced controller to improve the controls for accounting and financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

OFFICERS AND KEY PERSONNEL OF THE COMPANY

The address of each executive officer and director is c/o:	Advanced Pipe Fitting Technologies, Inc
4790 Caughlin Pkwy, Ste 387
Reno, Nv 89519

Mr. Yanzhang, Li (first, last) CEO, COO and chairman of the board.
45 years old, Mr. Li has 20 years of extensive experience in pipe fittings industry.
From 1982 to 1988, he was an employee for Hanji County government, Hebei Provence, China
From 1988 to 2008, he was the general manager for Yan Shan Great Sea Pipe Fittings Ltd.
From 2008 to present, Mr. Li worked as a marketing consultant and concentrated on delivering  solutions to marketing challenges faced by Yan Shan pipe fitting producers  in regards as to how to expand their sales to a greater market scope.

Mr. Guoxing, Liu (first, last) CFO and director.
46 years old, held an associate degree in architect.  From 1980 to 1997, he was a project manager for China Xin Xing Construction group. From 1998 to 2007, he was a director, vice president for Beijing Yuan Hong real estate development Ltd. From 2007 to now, he is the director of project development (business development) for Beijing International investment Ltd.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past ten years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director at the address appearing on the first page of this annual report.

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of change of ownership of our common stock.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners are complied with in a timely fashion.

EXECUTIVE COMPENSATION

We do not currently compensate our Officers and Directors, as outlined in this document. We do not currently offer benefits, such as health or life insurance.

(See table in section titled “SELLING SHAREHOLDERS”)

SUMMARY COMPENSATION

At this time there is no compensation being offered to any of the Officers/Directors

STOCK AND OPTION AWARDS

There have been no stock options or awards other than the original “founders” stock, which was issued for services to the founders.

DIRECTORS’ COMPENSATION

Directors are not compensated.

EMPLOYMENT CONTRACTS AND OFFICERS’ COMPENSATION

There are no employment agreements

INCENTIVE STOCK OPTION PLAN AND INCENTIVE STOCK OPTION AGREEMENT

None at this time

LONG-TERM INCENTIVE PLAN (“LTIP”) AWARDS

None at this time

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this Prospectus, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The officers and directors currently own 9,800,000 common shares.  The table also reflects what the percentage of ownership will be assuming completion of the sale of all shares in this offering, which we cannot guarantee.  The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Beneficial Owner Officer/Directors (1)	Percent of Voting Shares Owned (2)	Number of Common Shares Owned (3)
Yanzhang Li, CEO	32.7%	3,266,000
Guoxing Liu, CFO/Director	16.3%	1,634,000
Xiusheng Xing, shareholder	32.7%	3,266,000
Qiong Xie, shareholder	16.34%	1,634.000

Total Shares Outstanding	10,000,000
Total Shares Authorized	100,000,000
Total Shares owned by Officers and Directors	9,800,000

The address of each executive officer and director is c/o the Company.

(1) As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).
(2) Assumes the sale of the maximum amount of this offering (the Company shares of common stock) by the Company.
(3) The aggregate amount of shares to be issued by the Company and outstanding after the offering is 10,000,000

Narrative Disclosure to Summary Compensation Table

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further business purposes.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The Company issued 3,266,000 shares @ $.001 to Yanzhang Li, CEO for services rendered valued at $3,266.00 on September 4th 2009.

The Company issued 3,266,000 shares @ $.001 to Xiusheng Xing for services rendered valued at $3,266.00 on September 4th 2009 for his assistance in refining the company’s business model, objectives and profit model, development of business plan from April 30th, 2009 to September 4th, 2009.  Mr. Xing is a pipe fitting industry insider and specializes in strategic corporate management and is not an employee of the company.

The Company issued 1,634,000 shares @ 0.001 to Qiong Xie for his assistance in refining the company’s business model, objectives and profit model, development of business plan from April 30th, 2009 to September 4th, 2009 and acts as translator and consultant in the “go public” aspect of the business plan., he is not an employee.

The Company issued 1,634,000 shares @ $.001 to Guoxing Liu, CFO/Director for services rendered valued at $1,634.00 on September 4th, 2009.

The Company issued 25,000 shares to Ramona Smith for preparation of financial statements and setting up the company’s books in QuickBooks on September 4th, 2009 .  Ms Smith is not an employee of the company.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements and quarterly financial statement reviews for the periods ended:

Financial Statements for the Year Ended October 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$5,700	$0	$0	$0
2009	$3,350	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8).

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form S-1 filed on April 6, 2010.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, in the City of Reno, State of Nevada on February 18, 2011.

Advanced Pipe Fitting Technology
(Registrant)

By: /s/ Yanzhang Li                                                             February 18, 2011
CEO, President and Principle Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates indicated.

By: /s/ Yanzhang Li                                                             February 18, 2011
CEO

By: /s/ Yanzhang Li                                                             February 18, 2011
President

By: /s/ Yanzhang Li                                                             February 18, 2011
Principle Executive Officer
By: /s/ Guozing Liu                                                              February 18, 2011
CFO

By: /s/ Guozing Liu                                                             February 18, 2011
Principle Accounting Officer