Form 10-Q
period 2011-04-30
ADVANCED PIPE FITTING TECHNOLOGIES, INC.
filed 2011-06-23
CIK 1478490

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 common shares issued and outstanding as of June 22, 2011.

PART I

ITEM 1.  FINANCIAL STATEMENTS

ADVANCED PIPE FITTING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

APRIL 30, 2011

ADVANCED PIPE FITTING TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

APRIL 30, 2011

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)

AS OF APRIL 30, 2011 AND OCTOBER 31, 2010

	April 30, 2011	October 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$599	$1,757

TOTAL ASSETS	$599	$1,757

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accrued expenses	$600	$3,350
Due to shareholder	5,475	0
Commitments and contingencies	0	0
Total Liabilities	6,075	3,350

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value, 100,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	66,425	66,425
Deficit accumulated during the development stage	(72,901)	(69,018)
Total Stockholders’ Equity (Deficit)	(5,476)	(1,593)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$599	$1,757

See accompanying notes to financial statements.

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

FOR THE PERIOD FROM AUGUST 4, 2009 (INCEPTION) TO APRIL 30, 2011

	Three Months Ended April 30, 2011	Three Months Ended April 30, 2010	Six Months Ended April 30, 2011	Six Months Ended April 30, 2010	Period from August 4, 2009 (Inception) to April 30, 2011

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Professional fees	600	0	1,200	1,250	10,250
Transfer agent fees	510	596	1,020	1,177	4,156
Consulting fees	0	4,000	1,500	4,000	55,000
Incorporation costs	0	0	0	0	3,000
General and administrative	95	110	163	149	495
TOTAL OPERATING EXPENSES	1,205	4,706	3,883	6,576	72,901

NET LOSS BEFORE INCOME TAXES	(1,205)	(4,706)	(3,883)	(6,576)	(72,901)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(1,205)	$(4,706)	$(3,883)	$(6,576)	$(72,901)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	10,000,000	10,000,000	10,000,000	10,000,000

See accompanying notes to financial statements.

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

FOR THE PERIOD FROM AUGUST 4, 2009 (INCEPTION) TO APRIL 30, 2011

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Inception, August 4, 2009	-	$-	$-	$-	$-

Issuance of common stock for cash to founders	9,800,000	980	8,820	-	9,800

Common stock issued for $.001 per share	25,000	2	23	-	25

Common stock issued for $.25 per share	175,000	18	43,732	-	43,750

Net loss for the period ended October 31, 2009	-	-	-	(2,612)	(2,612)

Balance, October 31, 2009	10,000,000	1,000	52,575	(2,612)	50,963

Capital contributed by shareholder	-	-	13,850	-	13,850

Net loss for the year ended October 31, 2010	-	-	-	(66,406)	(66,406)

Balance, October 31, 2010	10,000,000	1,000	66,425	(69,018)	(1,593)

Net loss for the six months ended April 30, 2011	-	-	-	(3,883)	(3,883)

Balance, April 30, 2011	10,000,000	$1,000	$66,425	$(72,901)	$(5,476)

See accompanying notes to financial statements.

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED APRIL 30, 2011 AND 2010

FOR THE PERIOD FROM AUGUST 4, 2009 (INCEPTION) TO APRIL 30, 2011

	Six Months Ended April 30, 2011	Six Months Ended April 30, 2010	Period from August 4, 2009 (Inception) to April 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,883)	$(6,576)	$(72,901)
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(2,750)	(2,100)	600
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,633)	(8,676)	(72,301)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	0	53,575
Loans received from shareholder	5,475	3,350	19,325
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,475	3,350	72,900

NET INCREASE (DECREASE) IN CASH	(1,158)	(5,326)	599
Cash, beginning of period	1,757	55,063	0
Cash, end of period	$599	$49,737	$599

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Loans from shareholder converted to capital	$13,850	$0	$13,850

See accompanying notes to financial statements.

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2011

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  At April 30, 2011 and October 31, 2010, the Company had $599 and $1,757 of cash, respectively.

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
APRIL 30, 2011

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2011.

Stock-based Compensation.

For the periods ended April 30, 2011, the Company has not issued any share-based payments to its employees.  Under the modified prospective method the Company uses, stock compensation expense includes compensation expense for all stock-based compensation awards granted, based on the grant-date estimated fair value.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has no revenues as of April 30, 2011 and has incurred operating losses since its inception.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2011

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at April 30, 2011 and October 31, 2010 consisted of amounts owed to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements.

NOTE 4 – DUE TO SHAREHOLDER

The Company received loans from a shareholder to fund its bank account and to pay some operating expenses during the periods ended April 30, 2011 and October 31, 2010.  The loans are unsecured, interest free and due on demand.  During the three and six months ended April 30, 2011, the shareholder paid invoices on behalf of the company totaling $625 and $5,475.  The shareholder agreed to convert $13,850, the total balance of the loans at October 31, 2010, to contributed capital.  The balance of the loan was $5,475 and $0 as of April 30, 2011 and October 31, 2010, respectively.

NOTE 5 – INCOME TAXES

As of April 30, 2011, the Company had net operating loss carry forwards of approximately $72,900 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	April 30, 2011	October 31, 2010
Federal income tax benefit attributable to:
Current Operations	$1,320	$22,578
Less: valuation allowance	(1,320)	(22,578)
Net provision for Federal income taxes	$-	$-

The approximate cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2011	October 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$24,786	$23,466
Less: valuation allowance	(24,786)	(23,466)
Net deferred tax asset	$-	$-

At April 30, 2011, the Company had an unused net operating loss carryover of $72,901 that is available to offset future taxable income; it expires beginning in 2029.

ADVANCED PIPE FITTING TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2011

NOTE 6 – COMMON STOCK

On August 4, 2009, the Company issued 9,800,000 shares to its founders for cash totaling $9,800.  Also on August 4, 2009, an additional 200,000 shares were sold for cash totaling $43,775.

During the year ended October 31, 2010, a shareholder agreed to convert loans totaling $13,850 to contributed capital.

As of April 30, 2011 and October 31, 2010, a total of 10,000,000 shares were issued and outstanding.

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

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through June 22, 2011, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

For the period from inception to April 30, 2011, we have not generated any revenues to cover operations.  Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs we will be dependent on receipt, if any, of private placement proceeds.  With the receipt of any of these private placement proceeds, the Company expects to see significant growth in 2011 as we increase marketing efforts, bring on additional customers and future customers become more aware of our brands. There can be no assurances we will be able to raise any additional capital.

Results of Operations for the three months and six months ended April 30, 2011 and 2010 and for the period from August 4, 2009 (date of inception) to April 30, 2011

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

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

General and administrative expenses during the three months ended April 30, 2011 and 2010 were $1,205 and $4,706 and from August 4, 2009 (inception) to April 30, 2011 they were $72,901.

Net Loss

Net loss for the period August 4th 2009 (inception) to April 30, 2011was approximately ($72,901).  Our net losses for the three months ended April 30, 2011 and 2010 were ($1,205) and ($4,706), respectively. Primarily all of our operating costs were comprised of expenses related to professional fees due to our public company status.

Liquidity and Capital Resources

As of April 30, 2011, we had negative working capital of $5,476.

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  At April 30, 2011 and October 31, 2010, the Company had $599 and $1,757 of cash, respectively.

No shares were sold and no warrants were exercised during the three months ended April 30, 2011.

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

Advanced Pipe Fitting Technology
(Registrant)

By: /s/ Yanzhang Li	June 22, 2011
CEO, President and Principle Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates indicated.

By: /s/ Yanzhang Li	June 22, 2011
CEO

By: /s/ Yanzhang Li	June 22, 2011
President

By: /s/ Yanzhang Li	June 22, 2011
Principle Executive Officer

By: /s/ Guozing Liu	June 22, 2011
CFO

By: /s/ Guozing Liu	June 22, 2011
Principle Accounting Officer